Form 10-Q
period 2008-09-30
Bethesda C0801, Inc.
filed 2008-11-13
CIK 1435947

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53360

BETHESDA C0801, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1863101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2519 McMullen Booth Road, Suite 510-308, Clearwater, FL 33761
(Address of principal executive offices)

(727) 365-0327

(Registrant's telephone number)

(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.             ☒ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 12, 2008 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheet as of September 30, 2008 (unaudited)	F-1
Statement of Operations for the Three Months Ended September 30, 2008 (unaudited)	F-2
Statement of Stockholders’ Deficit as of September 30, 2008 (unaudited)	F-3
Statements of Cash Flows for the Three Months Ended September 30, 2008 and for the Period from January 22, 2008 (date of inception) to September 30, 2008 (unaudited)	F-4
Notes to Financial Statements	F-5 to F-7

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (unaudited)
As of September 30, 2008

ASSETS

Current Assets
Cash and equivalents	$1,000

TOTAL ASSETS	$1,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$987
Note payable – related party	10,000

TOTAL LIABILITIES	10,987

Stockholders’ Deficit
Preferred stock – $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0
Common stock – $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100
Deficit accumulated during the development stage	(10,087)
TOTAL STOCKHOLDERS’ DEFICIT	(9,987)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,000

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS (unaudited)
Three Months Ended September 30, 2008

Revenues	$0

Expenses :
Professional fees	550
Interest expense	200

Net Loss	$(750)

Net loss per share:
Basic and diluted	$(0.00)

Weighted average shares outstanding:
Basic and diluted	1,000,000

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from January 22, 2008 (Date of Inception) to September 30, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of Common Stock	1,000,000	$100	$-	$-	$100

Net loss for the period	-	-	-	(9,337)	(9,337)

Balance, May 31, 2008	1,000,000	$100	$-	$(9,337)	$(9,237)

Net loss for the period	-	-	-	(750)	(750)

Balance, September 30, 2008	1,000,000	$100	$-	$(10,087)	$(9,987)

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Three Months Ended September 30, 2008
Period from January 22, 2008 (Date of Inception) to September 30, 2008

	Three Months Ended September 30, 2008	Period from January 31, 2008 (Date of Inception) to September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(750)	$(10,087)
Change in non-cash working capital items:
Increase in accrued expenses	750	987
CASH FLOWS USED BY OPERATING ACTIVITIES	0	(9,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	100
Loan from related party	0	10,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	0	10,100

NET INCREASE (DECREASE) IN CASH	0	1,000

CASH, BEGINNING OF PERIOD	1,000	-
CASH, END OF PERIOD	$1,000	$1,000

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business
Bethesda C0801, Inc. (the “Company”) was organized under the laws of the State of Nevada on January 22, 2008 as a corporation. The Company’s objective is to acquire or merge with a target business or company in a business combination.

Development Stage Company
The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 ”Accounting and Reporting by Development-Stage Enterprises”. A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10 filed with the SEC as of and for the period ended May 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents
Bethesda considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had $1,000 of unrestricted cash to be used for future business operations at September 30, 2008.

Fair Value of Financial Instruments
Bethesda’s financial instruments consist of cash, accrued expenses, and a note payable. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income (Loss)
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in these financial statements.

Recent Accounting Pronouncements
Bethesda does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – LOAN PAYABLE – RELATED PARTY

Bethesda received an unsecured loan in the amount of $10,000 on February 12, 2008 from Bethesda Marketing Group, LLC which was used to fund its corporate bank account. The loan accrues interest at a rate of 8% annually with principal and interest due and payable on demand by the holder. Accrued interest totaled $437 at September 30, 2008. Bethesda Marketing Group, LLC is a shareholder of the Company.

NOTE 3 – PROFESSIONAL FEE EXPENSES

Professional fee expenses consisted of legal and accounting fees associated with the incorporation and setup of the Company and the Company’s initial audit and ongoing quarterly reporting.

NOTE 4 – INCOME TAXES

For the periods ended September 30, 2008, Bethesda has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $10,087 at September 30, 2008, and will expire beginning in the year 2028.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

September 30, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$3,430
Valuation allowance	(3,430)
Net deferred tax asset	$-

NOTE 5 – LIQUIDITY AND GOING CONCERN

Bethesda has negative working capital, has incurred losses since inception, and has not yet received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Bethesda to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Bethesda C0801, Inc. (“we”, “us” or the “Company”) was formed to serve as a vehicle to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934. We have neither engaged in any operations nor generated any revenue since our inception.

We are currently in the process of evaluating and identifying targets for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a Business Combination.

Our management will have broad discretion in identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. Our officer and director has never served as an officer or director of a development stage public company that has affected a Business Combination. Accordingly, he may not successfully identify a Target Business or conclude a Business Combination. To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations. Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction, in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws). The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders; and

•	will cause a change in likely result in the resignation or removal of one or more of our present officers and directors.

Our management anticipates that the Company likely will be able to affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against potential gains from another.

Liquidity and Capital Resources.

During the next twelve months we anticipate incurring costs and expenses related to filing of Exchange Act reports and evaluating and identifying targets for a Business Combination. Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary. We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.

Results of Operations.

Since our inception, we have not engaged in any material business operations nor generated any revenue. We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever. We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2008 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer. Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended September 30 2008, the Company did not issue any securities.

(d) None.

(e) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

BETHESDA C0801, INC.

Date: November 12, 2008	By:	/s/ David M. McNamee
David M. McNamee, President