Form 10-Q
period 2008-12-31
Bethesda C0801, Inc.
filed 2009-02-12
CIK 1435947

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53360

BETHESDA C0801, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-1863101 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes ☐No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At February 11, 2009 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BETHESDA C0801, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (unaudited)
As of December 31, 2008

ASSETS

Current Assets
Cash and equivalents	$1,250

TOTAL ASSETS	$1,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$1,187
Note payable – related party	11,300

TOTAL LIABILITIES	12,487

Stockholders’ Deficit
Preferred stock – $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0
Common stock – $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100
Deficit accumulated during the development stage	(11,337)
TOTAL STOCKHOLDERS’ DEFICIT	(11,237)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,250

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS (unaudited)
Three Months and Six Months Ended December 31, 2008

	Three Months	Six Months
	Ended	Ended
	December 31, 2008	December 31, 2008

Revenues	$0	$0

Expenses :
Professional fees	1,050	1,600
Interest expense	200	400

Net Loss	$(1,250)	$(2,000)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	1,000,000	1,000,000

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from January 22, 2008 (Date of Inception) to December 31, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of Common Stock	1,000,000	$100	$-	$-	$100

Net loss for the period	-	-	-	(9,337)	(9,337)

Balance, May 31, 2008	1,000,000	100	-	(9,337)	(9,237)

Net loss for the period	-	-	-	(2,000)	(2,000)

Balance, December 31, 2008	1,000,000	$100	$-	$(11,337)	$(11,237)

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Six Months Ended December 31, 2008
Period from January 22, 2008 (Date of Inception) to December 31, 2008

	Six Months Ended December 31, 2008	Period from January 31, 2008 (Date of Inception) to December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,000)	$(11,337)
Change in non-cash working capital items:
Increase in accrued expenses	950	1,187
CASH FLOWS USED BY OPERATING ACTIVITIES	(1,050)	(10,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	100
Loan from related party	1,300	11,300
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,300	11,400

NET INCREASE (DECREASE) IN CASH	250	1,250

CASH, BEGINNING OF PERIOD	1,000	-
CASH, END OF PERIOD	$1,250	$1,250

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

BETHESDA C0801, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

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

Cash and Cash Equivalents
Bethesda considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had $1,250 of unrestricted cash to be used for future business operations at December 31, 2008.

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
December 31, 2008

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

NOTE 2 – LOAN PAYABLE – RELATED PARTY

Bethesda received an unsecured loan in the amount of $10,000 on February 12, 2008 from Bethesda Marketing Group, LLC (“BMG”) which was used to fund its corporate bank account.  An additional $1,300 loan was received from BMG under a promissory note dated December 31, 2008.  The loans accrue interest at a rate of 8% annually with principal and interest due and payable on demand by the holder.  Accrued interest totaled $637 at December 31, 2008.  Bethesda Marketing Group, LLC is a shareholder of the Company.

NOTE 3 – PROFESSIONAL FEE EXPENSES

Professional fee expenses consisted of legal and accounting fees associated with the incorporation and setup of the Company and the Company’s initial audit and ongoing quarterly reporting.

NOTE 4 – INCOME TAXES

For the periods ended December 31, 2008, Bethesda has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $11,337 at September 30, 2008, and will expire beginning in the year 2028.

BETHESDA C0801, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

December 31, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$3,855
Valuation allowance	(3,855)
Net deferred tax asset	$-

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Bethesda C0801, Inc. (“we”, “us” or the “Company”) was formed to serve as a vehicle to acquire, through a reverse acquisition, merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business ("Target Business") which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934.  We have neither engaged in any operations nor generated any revenue since our inception.

We are currently in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

Our management has broad discretion in identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  Our sole officer and director has never served as an officer or director of a development stage public company that has affected a Business Combination.  Accordingly, he may not successfully identify a Target Business or conclude a Business Combination.   To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our  common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction) in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders; and

•	will cause a change and likely result in the resignation or removal of our officer and director.

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

Liquidity and Capital Resources.

During the next twelve months we anticipate incurring costs and expenses related to filing of Securities Exchange Act reports and evaluating and identifying targets for a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer, who is our principal executive officer and our principal financial officer.  Based on this evaluation, management has concluded that the design and operation of our disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) During the three months ended December 31 2008, the Company did not issue any securities.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

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

BETHESDA C0801, INC.

Date:	February 11, 2009	By:	/s/ David M. McNamee
David M. McNamee, President
(Principal Executive Officer and
Principal Financial Officer)