Form 10-Q
period 2009-03-31
Bethesda C0801, Inc.
filed 2009-05-15
CIK 1435947

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐ No

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
                ☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 14, 2009, there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheet as of March 31, 2009 (unaudited)	F-1

Statements of Operations for the three months and nine months ended March 31, 2009	F-2

Statement of Stockholders’ Deficit as of March 31, 2009 (unaudited)	F-3

Statements of Cash Flows for the nine months ended March 31, 2009 and for the period from January 22, 2008 (date of inception) to March 31, 2009 (unaudited)	F-4

Notes to Financial Statements	F-5 to F-7

BETHESDA C0801, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (unaudited)
As of March 31, 2009

ASSETS

Current Assets
Cash and equivalents	$1,026
Accounts receivable – related party	169

TOTAL ASSETS	$1,195

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$1,969
Notes payable – related party	12,300

TOTAL LIABILITIES	14,269

Stockholders’ Deficit
Preferred stock – $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0
Common stock – $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100
Deficit accumulated during the development stage	(13,174)
TOTAL STOCKHOLDERS’ DEFICIT	(13,074)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,195

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS (unaudited)
Three Months and Nine Months Ended March 31, 2009

	Three Months	Nine Months
	Ended	Ended
	March 31, 2009	March 31, 2009

Revenues	$0	$0

Expenses :
General and administrative	386	386
Professional fees	1,219	2,819
Interest expense	232	632

Net Loss	$(1,837)	$(3,837)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	1,000,000	1,000,000

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from January 22, 2008 (Date of Inception) to March 31, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	Stage	Total
Issuance of Common Stock	1,000,000	$100	$-	$-	$100

Net loss for the period	-	-	-	(9,337)	(9,337)

Balance, May 31, 2008	1,000,000	100	-	(9,337)	(9,237)

Net loss for the period	-	-	-	(3,837)	(3,837)

Balance, March 31, 2009	1,000,000	$100	$-	$(13,174)	$(13,074)

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Nine Months Ended March 31, 2009
Period from January 22, 2008 (Date of Inception) to March 31, 2009

	Nine Months Ended March 31, 2009	Period from January 31, 2008 (Date of Inception) to March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,837)	$(13,174)
Change in non-cash working capital items:
Increase in accounts receivable–related party	(169)	(169)
Increase in accrued expenses	1,732	1,969
CASH FLOWS USED BY OPERATING ACTIVITIES	(2,274)	(11,374)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	100
Loan from related party	2,300	12,300
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,300	12,400

NET INCREASE IN CASH	26	1,026

CASH, BEGINNING OF PERIOD	1,000	-
CASH, END OF PERIOD	$1,026	$1,026

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

BETHESDA C0801, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business
Bethesda C0801, Inc. ("Bethesda" or the “Company”) was organized under the laws of the State of Nevada on January 22, 2008 as a corporation. The Company’s objective is to acquire or merge with a target business or company in a business combination.

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

Cash and Cash Equivalents
Bethesda considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had $1,026 of unrestricted cash to be used for future business operations at March 31, 2009.

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
March 31, 2009

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

NOTE 2 – LOAN PAYABLE – RELATED PARTY

Bethesda received an unsecured loan in the amount of $10,000 on February 12, 2008 from Bethesda Marketing Group, LLC (“BMG”) which was used to fund its corporate bank account.  Additional loans of $1,300 and $1,000 were received from BMG under promissory notes dated December 31, 2008 and March 2, 2009, respectively.  The loans accrue interest at a rate of 8% annually with principal and interest due and payable on demand by the holder.  Accrued interest totaled $869 at March 31, 2009.  Bethesda Marketing Group, LLC is a shareholder of the Company.

NOTE 3 – PROFESSIONAL FEE EXPENSES

Professional fee expenses consisted of legal and accounting fees and filing fees associated with the incorporation and setup of the Company and the Company’s initial audit and ongoing corporate registrations and quarterly reporting.

NOTE 4 – INCOME TAXES

For the periods ended March 31, 2009, Bethesda has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $13,174 at March 31, 2009, and will expire beginning in the year 2028.

BETHESDA C0801, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

March 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$4,479
Valuation allowance	(4,479)
Net deferred tax asset	$-

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Bethesda C0801, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on January 22, 2008 to serve as a vehicle to acquire, through a reverse acquisition, merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business ("Target Business") which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934.  We are currently in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  Our sole officer and director has never served as an officer or director of a development stage public company that has affected a Business Combination.  Accordingly, he may not successfully identify a Target Business or conclude a Business Combination.  To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our  common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders; and

•	will cause a change and likely result in the resignation or removal of our officer and director.

Our management anticipates that our Company likely will affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

Liquidity and Capital Resources.

At March 31, 2009, we had cash on hand of $1,026.  We do not expect that these funds will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Securities Exchange Act and the identification and evaluation of targets for a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception, and failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a going concern.

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

  (a) During the three months ended March 31, 2009, the Company did not issue any securities.

  (b) None.

  (c) None.

Item 3. Defaults Upon Senior Securities.

  None.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

Item 5. Other Information.

  None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

BETHESDA C0801, INC.

Date: May 14, 2009	By:	/s/ David M. McNamee
David M. McNamee, President
(Principal Executive Officer and
Principal Financial Officer)