Form 10-Q
period 2009-09-30
Bethesda C0801, Inc.
filed 2009-11-16
CIK 1435947

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 16, 2009, there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheet as of September 30, 2009 (unaudited) and June 30, 2009 (audited)	F-1

Statements of Operations for the three months ended September 30, 2009 and 2008 and for the period from January 22, 2008 (date of inception) to September 30, 2009	F-2

Statement of Stockholders’ Deficit as of September 30, 2009 (unaudited)	F-3

Statements of Cash Flows for the three months ended September 30, 2009 and 2008 and for the period from January 22, 2008 (date of inception) to September 30, 2009 (unaudited)	F-4

Notes to Financial Statements	F-5 to F-7

BETHESDA C0801, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of September 30, 2009 (unaudited) and June 30, 2009 (audited)

	September 30	June 30,
	2009	2009
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and equivalents	$1,976	$1,976
Accounts receivable – related party	169	169

TOTAL ASSETS	$2,145	$2,145

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$5,566	$3,719
Loan payable – Related party	14,850	14,850

TOTAL LIABILITIES	20,416	18,569

Stockholders’ Deficit
Preferred Stock – $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock – $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Deficit accumulated during the development stage	(18,371)	(16,524)
Total stockholders’ deficit	(18,271)	(16,424)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,145	$2,145

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three months ended September 30, 2009 and 2008
Period from January 22, 2008 (Inception) to September 30, 2009

	Three months ended September 30, 2009	Three months ended September 30, 2008	Period from January 22, 2008 (Date of Inception) to September 30, 2009

REVENUES	$0	$0	$0

EXPENSES:
Professional fees	1,550	550	16,300
Interest expense	297	200	1,516
General and administrative expenses	0	0	555

NET LOSS	$(1,847)	$(750)	$(18,371)

NET LOSS PER SHARE:
Basic and diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	1,000,000	1,000,000

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from January 22, 2008 (Date of Inception) to September 30, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Issuance of common stock	1,000,000	$100	$-	$-	$100

Net loss for the period ended June 30, 2008	-	-	-	(9,337)	(9,337)

Balance, June 30, 2008	1,000,000	100	-	(9,337)	(9,237)

Net loss for the year ended June 30, 2009	-	-	-	(7,187)	(7,187)

Balance, June 30, 2009	1,000,000	100	-	(16,524)	(16,424)

Net loss for the three months ended September 30, 2009	-	-	-	(1,847)	(1,847)

Balance, September 30, 2009	1,000,000	$100	$-	$(18,371)	$(18,271)

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Three months ended September 30, 2009 and 2008
Period from January 22, 2008 (Date of Inception) to September 30, 2009

	Three months ended September 30, 2009	Three months ended September 30, 2008	Period from January 22, 2008 (Date of Inception) to September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,847)	$(750)	$(18,371)
Change in non-cash working capital items:
(Increase) in accounts receivable – related party	0	0	(169)
Increase in accrued expenses	1,847	750	5,566
CASH FLOWS USED BY OPERATING ACTIVITIES	0	0	(12,974)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	0	100
Note payable from related party	0	0	14,850
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	0	0	14,950

NET INCREASE IN CASH	0	0	1,976

Cash, beginning of period	1,976	1,000	-
Cash, end of period	$1,976	$1,000	$1,976

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

BETHESDA C0801, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Bethesda C0801, Inc. (“Bethesda” and the “Company”) was organized under the laws of the State of Nevada on January 22, 2008 as a corporation. The Company’s objective is to acquire or merge with a target business or company in a business combination.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents
Bethesda considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30 and June 30, 2009 the Company had $1,976 of unrestricted cash to be used for future business operations.

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
September 30, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (Loss)
The Company has established standards for the reporting and display of comprehensive income and its components in the financial statements.  There were no items of comprehensive income (loss) applicable to the Company during the period covered in these financial statements.

Recent Accounting Pronouncements
Bethesda does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – LOAN PAYABLE – RELATED PARTY

Bethesda received an unsecured loan in the amount of $10,000 on February 12, 2008 from Bethesda Financial Group, which was used to fund its corporate bank account.  The loan accrues interest at a rate of 8% annually with principal and interest due and payable on demand by the holder.  During the year ended June 30, 2009, additional funds totaling $4,850 were loaned at the same terms.  On September 30, 2009 the loan payable and accrued interest totaled $14,850 and $1,516, respectively.  Bethesda Marketing Group, LLC dba Bethesda Financial Group is a shareholder of the Company, and its member is President and a board member of the Company.

NOTE 3 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2009 through November 16, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements

NOTE 4 – INCOME TAXES

For the periods ended September 30, 2009, Bethesda has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $18,371 at September 30, 2009, and will begin to expire in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$6,246
Valuation allowance	(6,246)
Net deferred tax asset	$-

BETHESDA C0801, INC.
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

Bethesda C0801, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on January 22, 2008.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We are currently in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  Our sole officer and director has never served as an officer or director of a development stage public company that has affected a Business Combination.  Accordingly, he may not successfully identify a Target Business or conclude a Business Combination.  Our officer and director currently serves as an officer and director and is the sole stockholder of another shell company that has a class of stock registered under the Exchange Act which has the same business purpose as us.  Our officer's/director's affiliation with two shell companies raises the possibility of conflicts of interest, in that both companies may have a right to take advantage of the same business opportunity.  Neither our Company nor the other shell company with which our management is affiliated has adopted any policy with respect to resolving any potential conflict of interest and it is possible that any conflict or interest that arises between the two companies may not be decided in our favor.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our  common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders; and

•	cause a change and likely result in the resignation or removal of our officer and director.

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

Liquidity and Capital Resources.

At September 30, 2009, we had cash on hand of $1,976.  We do not expect that these funds will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act and the identification and evaluation of targets for a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception, and failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

Results of Operations.

Since our inception, we have not generated any revenues.  We reported a net loss for the periods ended September 30, 2009 and 2008 of $1,847 and $750 and a net loss since inception of $18,371. Our quarterly expenses have consisted mainly of professional fees and interest expense.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended September 30, 2009, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended September 30, 2009, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
* Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

BETHESDA C0801, INC.
Dated: November 16, 2009	By:	/s/ David M. McNamee
	Name:	David M. McNamee
	Title:	President, Principal Executive Officer and Principal Financial Officer