Form 10-Q
period 2009-12-31
Bethesda C0801, Inc.
filed 2010-02-17
CIK 1435947

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

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

(727) 365-0327
 (Registrant's telephone number)

___________________________________________________
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At February 16, 2010, there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Balance Sheets as of December 31, 2009 (unaudited) and June 30, 2009 (audited)	F-1
Statements of Operations for the three months and six months ended December 31, 2009 and 2008 and the period from January 22, 2008 (date of inception) to December 31, 2009 (unaudited)	F-2
Statement of Stockholder’s Deficit as of December 31, 2009 (unaudited)	F-3
Statements of Cash Flows for the six months ended December 31, 2009 and 2008 and the period from January 22, 2008 (date of inception) to December 31, 2009 (unaudited)	F-4
Notes to Financial Statements	F-5

BETHESDA C0801, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of December 31, 2009 (unaudited) and June 30, 2009 (audited)

	December 31	June 30,
	2009	2009
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and equivalents	$1,006	$1,976
Accounts receivable – related party	169	169

TOTAL ASSETS	$1,175	$2,145

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$5,866	$3,719
Loan payable – Related party	16,080	14,850

TOTAL LIABILITIES	21,946	18,569

Stockholders’ Deficit
Preferred Stock – $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock – $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Deficit accumulated during the development stage	(20,871)	(16,524)
Total stockholders’ deficit	(20,771)	(16,424)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,175	$2,145

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three months and six months ended December 31, 2009 and 2008
Period from January 22, 2008 (Inception) to December 31, 2009

	Three months ended December 31, 2009	Three months ended December 31, 2008	Six months ended December 31, 2009	Six months ended December 31, 2008	Period from January 22, 2008 (Date of Inception) to December 31, 2009

REVENUES	$0	$0		$0	$0

EXPENSES:
Professional fees	2,200	1,050	3,750	1,600	18,500
Interest expense	300	200	597	400	1,816
General and administrative expenses	0	0	0	0	555

NET LOSS	$(2,500)	$(1,250)	$(4,347)	$(2,000)	$(20,871)

NET LOSS PER SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	1,000,000	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from January 22, 2008 (Date of Inception) to December 31, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Issuance of common stock	1,000,000	$100	$-	$-	$100

Net loss for the period ended June 30, 2008	-	-	-	(9,337)	(9,337)

Balance, June 30, 2008	1,000,000	100	-	(9,337)	(9,237)

Net loss for the year ended June 30, 2009	-	-	-	(7,187)	(7,187)

Balance, June 30, 2009	1,000,000	100	-	(16,524)	(16,424)

Net loss for the six months ended December 31, 2009	-	-	-	(4,347)	(4,347)

Balance, December 31, 2009	1,000,000	$100	$-	$(20,871)	$(20,771)

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Six months ended December 31, 2009 and 2008
Period from January 22, 2008 (Date of Inception) to December 31, 2009

	Six months ended December 31, 2009	Six months ended December 31, 2008	Period from January 22, 2008 (Date of Inception) to December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,347)	$(2,000)	$(20,871)
Change in non-cash working capital items:
(Increase) in accounts receivable – related party	0	0	(169)
Increase in accrued expenses	2,147	950	5,866
CASH FLOWS USED BY OPERATING ACTIVITIES	(2,200)	(1,050)	(15,174)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	0	100
Note payable from related party	1,230	1,300	16,080
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,230	1,300	16,180

NET INCREASE (DECREASE) IN CASH	(970)	250	1,006

Cash, beginning of period	1,976	1,000	-
Cash, end of period	$1,006	$1,250	$1,006

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

BETHESDA C0801, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

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

Cash and Cash Equivalents
Bethesda considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31 and June 30, 2009, the Company had $1,006 and $1,976 of unrestricted cash to be used for future business operations.

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

BETHESDA C0801, INC.
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
December 31, 2009

NOTE 2 – LOAN PAYABLE – RELATED PARTY

Bethesda received an unsecured loan in the amount of $10,000 on February 12, 2008 from Bethesda Financial Group, which was used to fund its corporate bank account.  The loan accrues interest at a rate of 8% annually with principal and interest due and payable on demand by the holder. During the year ended June 30, 2009, additional funds totaling $4,850 were loaned at the same terms.  During the six months period ended December 31, 2009, an additional $1,230 was loaned to the Company.  On December 31, 2009 the loan payable and accrued interest totaled $16,080 and $1,816, respectively.  Bethesda Marketing Group, LLC dba Bethesda Financial Group is a shareholder of the Company, and its member is President and a board member of the Company.

NOTE 3 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2009 through the date these financial statements were submitted to the Securities and Exchange Commission, and has determined that it does not have any material subsequent events to disclose in these financial statements.

NOTE 4 – INCOME TAXES

For the periods ended December 31, 2009, Bethesda has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $20,871 at December 31, 2009, and will begin to expire in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:
2009
Deferred tax asset attributable to:
Net operating loss carryover	$7,096
Valuation allowance	(7,096)
Net deferred tax asset	$-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

Bethesda C0801, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on January 22, 2008.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We are in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for a prospective Target Businesses.  Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of entering into a transaction such as that contemplated by our Company.  Accordingly, he may not successfully identify a Target Business or conclude a Business Combination.  Our officer and director currently serves as an officer and director and is the sole stockholder of another shell company that has a class of stock registered under the Exchange Act which has the same business purpose as us.  Our officer's/director's affiliation with two shell companies raises the possibility of conflicts of interest, in that both companies may have a right to take advantage of the same business opportunity.  Neither our Company nor the other shell company with which our management is affiliated has adopted any policy with respect to resolving any potential conflict of interest and it is possible that any conflict or interest that arises between the two companies may not be decided in our favor.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders prior to the transaction; and

•	cause a change and likely result in the resignation or removal of our officers and directors as of the date of the transaction.

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

Liquidity and Capital Resources.

At December 31, 2009, we had cash on hand of $1,006.  We do not expect that these funds will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act and the identification and evaluation of targets for a Business Combination.
To date, we have funded our operations through loans from our stockholders and, as of December 31, 2009, we had borrowed an aggregate of $16,080 from them, including $1,130 during the three months then ended.  Our stockholders expect to fund additional costs and expenses that we will incur in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.

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

Results of Operations.

Since our inception, we have not generated any revenues.  We reported a net loss for the three and six month periods ended December 31, 2009 of $2,500 and $4,347, respectively, and a net loss since inception of $20,871.  The Company has used cash in operations of $15,174 since its inception, consisting primarily of professional fees, and has a negative working capital of $20,771 at December 31, 2009.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended December 31, 2009, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended December 31, 2009, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

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

BETHESDA C0801, INC.

Dated: February 16, 2010	By:	/s/ David M. McNamee
	Name:	David M. McNamee
	Title:	President, Principal Executive Officer and Principal Financial Officer