Form 10-Q
period 2010-03-31
Bethesda C0801, Inc.
filed 2010-05-11
CIK 1435947

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

                     (727) 365-0327
 (Registrant's telephone number)

__________________________________________
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
☐ Yes  ☒ No

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
☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 10, 2010, there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page

Balance Sheets as of March 31, 2010 (unaudited) and June 30, 2009 (audited)	F-1

Statements of Operations for the three months and nine months ended March 31, 2010 and 2009 and the period from January 22, 2008 (date of inception) to March 31, 2010 (unaudited)	F-2

Statement of Stockholder’s Deficit as of March 31, 2010 (unaudited)	F-3

Statements of Cash Flows for the nine months ended March 31, 2010 and 2009 and the period from January 22, 2008 (date of inception) to March 31, 2010 (unaudited)	F-4

Notes to Financial Statements	F-5

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of March 31, 2010 (unaudited) and June 30, 2009 (audited)

	March 31	June 30,
	2010	2009
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and equivalents	$1,006	$1,976
Accounts receivable – related party	169	169

TOTAL ASSETS	$1,175	$2,145

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$6,345	$3,719
Loan payable – Related party	17,520	14,850

TOTAL LIABILITIES	23,865	18,569

Stockholders’ Deficit
Preferred Stock – $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock – $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Deficit accumulated during the development stage	(22,790)	(16,524)
Total stockholders’ deficit	(22,690)	(16,424)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,175	$2,145

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three months and nine months ended March 31, 2010 and 2009
Period from January 22, 2008 (Inception) to March 31, 2010

	Three months ended March 31, 2010	Three months ended March 31, 2009	Nine months ended March 31, 2010	Nine months ended March 31, 2009	Period from January 22, 2008 (Date of Inception) to March 31, 2010

REVENUES	$0	$0	$0	$0	$0

EXPENSES:
Professional fees	1,590	1,219	5,340	2,819	20,090
Interest expense	329	232	926	632	2,145
General and administrative expenses	0	386	0	386	555

NET LOSS	$(1,919)	$(1,837)	$(6,266)	$(3,837)	$(22,790)

NET LOSS PER SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	1,000,000	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from January 22, 2008 (Date of Inception) to March 31, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Issuance of common stock	1,000,000	$100	$-	$-	$100

Net loss for the period ended June 30, 2008	-	-	-	(9,337)	(9,337)

Balance, June 30, 2008	1,000,000	100	-	(9,337)	(9,237)

Net loss for the year ended June 30, 2009	-	-	-	(7,187)	(7,187)

Balance, June 30, 2009	1,000,000	100	-	(16,524)	(16,424)

Net loss for the nine months ended March 31, 2010	-	-	-	(6,266)	(6,266)

Balance, March 31, 2010	1,000,000	$100	$-	$(22,790)	$(22,690)

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Nine months ended March 31, 2010 and 2009
Period from January 22, 2008 (Date of Inception) to March 31, 2010

	Nine months ended March 31, 2010	Nine months ended March 31, 2009	Period from January 22, 2008 (Date of Inception) to March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,266)	$(3,837)	$(22,790)
Change in non-cash working capital items:
(Increase) in accounts receivable – related party	0	(169)	(169)
Increase in accrued expenses	2,626	1,732	6,345
CASH FLOWS USED BY OPERATING ACTIVITIES	(3,640)	(2,274)	(16,614)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	0	100
Note payable from related party	2,670	2,300	17,520
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,670	2,300	17,620

NET INCREASE (DECREASE) IN CASH	(970)	26	1,006

Cash, beginning of period	1,976	1,000	-
Cash, end of period	$1,006	$1,026	$1,006

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

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

Cash and Cash Equivalents
Bethesda considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2010 and June 30, 2009, the Company had $1,006 and $1,976 of unrestricted cash to be used for future business operations.

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

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE 2 – LOAN PAYABLE – RELATED PARTY

Bethesda received an unsecured loan in the amount of $10,000 on February 12, 2008 from Bethesda Financial Group, which was used to fund its corporate bank account.  The loan accrues interest at a rate of 8% annually with principal and interest due and payable on demand by the holder.  During the year ended June 30, 2009, additional funds totaling $4,850 were loaned at the same terms.  During the nine months period ended March 31, 2010, an additional $2,670 was loaned to the Company.  On March 31, 2010 the loan payable and accrued interest totaled $17,520 and $2,145, respectively.  Bethesda Marketing Group, LLC dba Bethesda Financial Group is a shareholder of the Company, and its member is President and a board member of the Company.

NOTE 3 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2010 through the date these financial statements were submitted to the Securities and Exchange Commission, and has determined that it does not have any material subsequent events to disclose in these financial statements.

NOTE 4 – INCOME TAXES

For the periods ended March 31, 2010, Bethesda has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $22,790 at March 31, 2010, and will begin to expire in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:
2010
Deferred tax asset attributable to:
Net operating loss carryover	$7,750
Valuation allowance	(7,750)
Net deferred tax asset	$-

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

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for a prospective Target Businesses.  Our sole officer and director has never served as an officer or director of a development stage public company that has consummated a Business Combination such as that contemplated by our Company.  Accordingly, he may not successfully identify a Target Business or conclude a Business Combination.  Our officer and director currently serves as an officer and director and is the sole stockholder of another shell company that has a class of stock registered under the Exchange Act which has the same business purpose as us.  Our officer's/director's affiliation with two shell companies raises the possibility of conflicts of interest, in that both companies may have a right to take advantage of the same business opportunity.  Neither our Company nor the other shell company with which our management is affiliated has adopted any policy with respect to resolving any potential conflict of interest and it is possible that any conflict or interest that arises between the two companies may not be decided in our favor.

Any entity with which we enter into a Business Combination will be subject to numerous risks in connection with its operations.  To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders prior to the transaction; and

•	cause a change in control in our Company and likely result in the resignation or removal of our officers and directors as of the date of the transaction.

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

Liquidity and Capital Resources.

At March 31, 2010, we had cash on hand of $1,006.  Our existing cash reserves  will not be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, the identification and evaluation of Target Businesses and, possibly, costs and expenses in connection with a Business Combination.

To date, we have funded our operations through loans from our stockholders and, as of March 31, 2010, we had borrowed an aggregate of $17, 520 from them, including $2,670 during the nine months then ended.  Our stockholders expect to fund additional costs and expenses that we will incur in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.

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

Results of Operations.

Since our inception, we have not generated any revenues.  We reported a net loss for the three and nine month periods ended March 31, 2010 of $1,919 and $6,266, respectively, and a net loss since inception of $22,790.  The Company has used cash in operations of $16,614 since its inception, consisting primarily of professional fees, and has a negative working capital of $22,690 at March 31, 2010.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended March 31, 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended March 31, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

BETHESDA C0801, INC.

Dated: May 10, 2010	By:	/s/ David M. McNamee
	Name:	David M. McNamee
	Title:	President, Principal Executive Officer and Principal Financial Officer