Form 10-Q
period 2010-09-30
Bethesda C0801, Inc.
filed 2010-11-09
CIK 1435947

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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
☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 8, 2010, there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page

Balance Sheets as of September 30, 2010 (unaudited) and June 30, 2010 (audited)	F-1

Statements of Operations for the three months ended September 30, 2010 and 2009 and the period from January 22, 2008 (date of inception) to September 30, 2010 (unaudited)	F-2

Statement of Stockholder’s Deficit as of September 30, 2010 (unaudited)	F-3

Statements of Cash Flows for the three months ended September 30, 2010 and 2009 and the period from January 22, 2008 (date of inception) to September 30, 2010 (unaudited)	F-4

Notes to Financial Statements	F-5

BETHESDA C0801, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of September 30, 2010 (unaudited) and June 30, 2010

	September 30	June 30,
	2010	2010
	(unaudited)
ASSETS

Current Assets
Cash and equivalents	$56	$56
Accounts receivable – related party	169	169

TOTAL ASSETS	$225	$225

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$6,598	$7,945
Loan payable – Related party	19,720	17,520

TOTAL LIABILITIES	26,318	25,465

Stockholders’ Deficit
Preferred Stock – $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock – $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Deficit accumulated during the development stage	(26,193)	(25,340)
Total stockholders’ deficit	(26,093)	(25,240)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$225	$225

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three months ended September 30, 2010 and 2009
Period from January 22, 2008 (Inception) to September 30, 2010

	Three months ended September 30, 2010	Three months ended September 30, 2009	Period from January 22, 2008 (Date of Inception) to September 30, 2010

REVENUES	$0	$0	$0

EXPENSES:
Professional fees	500	1,550	22,790
Interest expense	353	297	2,848
General and administrative expenses	0	0	555

NET LOSS	$(853)	$(1,847)	$(26,193)

NET LOSS PER SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	1,000,000	1,000,000

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from January 22, 2008 (Date of Inception) to September 30, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Issuance of common stock	1,000,000	$100	$-	$-	$100

Net loss for the period ended June 30, 2008	-	-	-	(9,337)	(9,337)

Balance, June 30, 2008	1,000,000	100	-	(9,337)	(9,237)

Net loss for the year ended June 30, 2009	-	-	-	(7,187)	(7,187)

Balance, June 30, 2009	1,000,000	100	-	(16,524)	(16,424)

Net loss for the year ended June 30, 2010	-	-	-	(8,816)	(8,816)

Balance, June 30, 2010	1,000,000	100	-	(25,340)	(25,340)

Net loss for the three months ended September 30, 2010	-	-	-	(853)	(853)

Balance, September 30, 2010	1,000,000	$100	$-	$(26,193)	$(26,093)

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Three months ended September 30, 2010 and 2009
Period from January 22, 2008 (Date of Inception) to September 30, 2010

	Three months ended September 30, 2010	Three months ended September 30, 2009	Period from January 22, 2008 (Date of Inception) to September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(853)	$(1,847)	$(26,193)
Change in non-cash working capital items:
(Increase) in accounts receivable – related party	0	0	(169)
Increase in accrued expenses	(1,347)	1,847	6,598
CASH FLOWS USED BY OPERATING ACTIVITIES	(2,200)	0	(19,764)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	0	100
Note payable from related party	2,200	0	19,720
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,200	0	19,820

NET INCREASE IN CASH	0	0	56

Cash, beginning of period	56	1,976	-
Cash, end of period	$56	$1,976	$56

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

BETHESDA C0801, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

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

Cash and Cash Equivalents
Bethesda considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30 and June 30, 2010 the Company had $56 of unrestricted cash to be used for future business operations.

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

BETHESDA C0801, INC.
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
September 30, 2010

NOTE 2 – LOAN PAYABLE – RELATED PARTY

Bethesda received an unsecured loan in the amount of $10,000 on February 12, 2008 from Bethesda Financial Group, which was used to fund its corporate bank account.  The loan accrues interest at a rate of 8% annually with principal and interest due and payable on demand by the holder.  During the years ended June 30, 2010 and 2009, additional funds totaling $7,520 were loaned at the same terms.  On September 30, 2010, an additional loan of $2,200 was received, and the loan payable and accrued interest totaled $19,720 and $2,848, respectively.  Bethesda Marketing Group, LLC dba Bethesda Financial Group is a shareholder of the Company, and its member is President and a board member of the Company.

NOTE 3 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2010 through November 6, 2010 and has determined that it does not have any material subsequent events to disclose in these financial statements.

NOTE 4 – INCOME TAXES

For the periods ended September 30, 2010, Bethesda has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $26,193 at September 30, 2010, and will begin to expire in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2010
Deferred tax asset attributable to:
Net operating loss carryover	$8,906
Valuation allowance	(8,906)
Net deferred tax asset	$-

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

Liquidity and Capital Resources.

At September 30, 2010, we had total assets of $225 and cash on hand of $56.  Our existing cash reserves will not be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, the identification and evaluation of Target Businesses and, possibly, costs and expenses in connection with a Business Combination.

To date, we have funded our operations through loans from our stockholders and, as of September 30, 2010, we had borrowed an aggregate of $19,720 from them, including $2,200 during the three months then ended.  Our stockholders expect to fund additional costs and expenses that we will incur in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.

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

Results of Operations.

Since our inception, we have not generated any revenues.  We reported a net loss for the three months ended September 30, 2010 of $853 and a net loss since inception of $26,193.  The Company has used cash in operations of $19,764 since its inception, consisting primarily of professional fees, and has a negative working capital of $26,093 at September 30, 2010.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item4(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended September 30, 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended September 30, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

BETHESDA C0801, INC.

Dated: November 8, 2010	By:	/s/ David M. McNamee
	Name:	David M. McNamee
	Title:	President, Principal Executive Officer and Principal Financial Officer