Form 10-Q
period 2010-12-31
Bethesda C0801, Inc.
filed 2011-02-10
CIK 1435947

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

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
☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At February 10, 2011, there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page

Balance Sheets as of December 31, 2010 (unaudited) and June 30, 2010 (audited)	F-1

Statements of Operations for the three and six months ended December 31, 2010 and 2009 and the period from January 22, 2008 (date of inception) to December 31, 2010 (unaudited)	F-2

Statement of Stockholder’s Deficit as of December 31, 2010 (unaudited)	F-3

Statements of Cash Flows for the six months ended December 31, 2010 and 2009 and the period from January 22, 2008 (date of inception) to December 31, 2010 (unaudited)	F-4

Notes to Financial Statements	F-5

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2010

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

DECEMBER 31, 2010

Balance Sheets as of December 31, 2010 (unaudited) and and June 30, 2010 (derived from audited)	F-1

Statements of Operations for the three months and six months ended December 31, 2010 and 2009 and the period from January 22, 2008 (date of inception) to December 31, 2010 (unaudited)	F-2

Statement of Stockholder’s Deficit as of December 31, 2010 (unaudited)	F-3

Statements of Cash Flows for the six months ended December 31, 2010 and 2009 and the period from January 22, 2008 (date of inception) to December 31, 2010 (unaudited)	F-4

Notes to Financial Statements	F-5 – F-7

BETHESDA C0801, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of December 31, 2010 (unaudited) and June 30, 2010 (audited)

	December 31,	June 30,
	2010	2010 (derived
	(unaudited)	from audited)
ASSETS

Current Assets
Cash and equivalents	$1,356	$56
Accounts receivable – related party	169	169

TOTAL ASSETS	$1,525	$225

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$6,027	$7,945
Loan payable – Related party	25,525	17,520

TOTAL LIABILITIES	31,552	25,465

Stockholders’ Deficit
Preferred Stock – $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock – $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Deficit accumulated during the development stage	(30,127)	(25,340)
Total stockholders’ deficit	(30,027)	(25,240)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,525	$225

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three months and six months ended December 31, 2010 and 2009
Period from January 22, 2008 (Inception) to December 31, 2010

	Three months ended December 31, 2010	Three months ended December 31, 2009	Six months ended December 31, 2010	Six months ended December 31, 2009	Period from January 22, 2008 (Date of Inception) to December 31, 2010

REVENUES	$0	$0	$0	$0	$0

EXPENSES:
Professional fees	2,925	2,200	3,425	3,750	25,715
Interest expense	459	300	812	597	3,307
General and administrative expenses	550	0	550	0	1,105

NET LOSS	$(3,934)	$(2,500)	$(4,787)	$(4,347)	$(30,127)

NET LOSS PER SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	1,000,000	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from January 22, 2008 (Date of Inception) to December 31, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Issuance of common stock	1,000,000	$100	$-	$-	$100

Net loss for the period ended June 30, 2008	-	-	-	(9,337)	(9,337)

Balance, June 30, 2008	1,000,000	100	-	(9,337)	(9,237)

Net loss for the year ended June 30, 2009	-	-	-	(7,187)	(7,187)

Balance, June 30, 2009	1,000,000	100	-	(16,524)	(16,424)

Net loss for the year ended June 30, 2010	-	-	-	(8,816)	(8,816)

Balance, June 30, 2010	1,000,000	100	-	(25,340)	(25,240)

Net loss for the 6 months ended December 31, 2010	-	-	-	(4,787)	(4,787)

Balance, December 31, 2010	1,000,000	$100	$-	$(30,127)	$(30,027)

See accompanying notes to financial statements.

BETHESDA C0801, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Six months ended December 31, 2010 and 2009
Period from January 22, 2008 (Date of Inception) to December 31, 2010

	Six months ended December 31, 2010	Six months ended December 31, 2009	Period from January 22, 2008 (Date of Inception) to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,787)	$(4,347)	$(30,127)
Change in non-cash working capital items:
(Increase) in accounts receivable – related party	0	0	(169)
Increase (decrease) in accrued expenses	(1,918)	2,147	6,027
CASH FLOWS USED BY OPERATING ACTIVITIES	(6,705)	(2,200)	(24,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	0	100
Note payable from related party	8,005	1,230	25,525
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	8,005	1,230	25,625

NET INCREASE (DECREASE) IN CASH	1,300	(970)	1,356

Cash, beginning of period	56	1,976	-
Cash, end of period	$1,356	$1,006	$1,356

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

BETHESDA C0801, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

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

Cash and Cash Equivalents
Bethesda considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31 and June 30, 2010, the Company had $1,356 and $56 of unrestricted cash to be used for future business operations.

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
December 31, 2010

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

NOTE 2 – LOAN PAYABLE – RELATED PARTY

Bethesda received an unsecured loan in the amount of $10,000 on February 12, 2008 from Bethesda Financial Group, which was used to fund its corporate bank account.  The loan accrues interest at a rate of 8% annually with principal and interest due and payable on demand by the holder. During the years ended June 30, 2010 and 2009, respectively, additional funds totaling $2,670 and $4,850 were loaned at the same terms.  During the six month period ended December 31, 2010, an additional $8,005 was loaned to the Company.  On December 31, 2010 the loan payable and accrued interest totaled $25,525 and $3,307, respectively.  Bethesda Marketing Group, LLC dba Bethesda Financial Group is a shareholder of the Company, and its member is President and a board member of the Company.

NOTE 3 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to January 26, 2011 through the date these financial statements were submitted to the Securities and Exchange Commission, and has determined that it does not have any material subsequent events to disclose in these financial statements.

NOTE 4 – INCOME TAXES

For the periods ended December 31, 2010, Bethesda has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $30,000 at December 31, 2010, and will begin to expire in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:
2010
Deferred tax asset attributable to:
Net operating loss carryover	$10,200
Valuation allowance	(10,200)
Net deferred tax asset	$-

BETHESDA C0801, INC.
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
December 31, 2010

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

Bethesda C0801, Inc. (“we,” “us” or the “Company”) was organized in the State of Nevada on January 22, 2008.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We are in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

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

We cannot assure you that we will be successful in concluding a Business Combination.  We will not realize any revenues or generate any income unless and until we successfully merge with or acquire an operating business that is generating revenues and otherwise is operating profitably.  Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any Business Combination.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders prior to the transaction; and

•	cause a change in control in our Company and likely result in the resignation or removal of our officer and director as of the date of the transaction.

Our management anticipates that our Company likely will affect only one Business Combination, due primarily to our limited financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

Liquidity and Capital Resources.

At December 31, 2010, we had total assets of $1,525, including cash on hand of $1,356.  Our existing cash reserves will not be sufficient to cover our operating costs and expenses over the next twelve months during which time we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, the identification and evaluation of Target Businesses and, possibly, costs and expenses in connection with a Business Combination.  Over the next twelve months, we estimate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act of approximately $15,000.  We are unable to provide an estimate of the costs we may incur in connection with identifying and evaluating Targets Businesses or costs we may incur in connection with entering into a Business Combination given the multitude of variables associated with such activities.

To date, we have funded our operations through loans from our stockholders and, as of December 31, 2010, we had borrowed an aggregate of $25,525 from them, including $8,005 during the six months then ended.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  Our stockholders have advised management that they presently expect to fund additional costs and expenses we may incur through loans or further investment in the Company, as and when necessary.  However, our stockholders are under no obligation to provide such funding.

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

Results of Operations.

Since our inception, we have not we have not engaged in any substantive operations, other than seeking to identify a Target Business, nor generated any revenues.  We reported a net loss for the three months ended December 31, 2010 of $3,934 and a net loss since inception of $30,127 and have a working capital deficit at December 31, 2010 of $30,027.  Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of documents under the Securities Exchange Act of 1934, as amended, as well as interest accrued on loans from one of our stockholders.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended December 31, 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended December 31, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

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

BETHESDA C0801, INC.

Dated: February 10, 2011	By:	/s/ David M. McNamee
	Name:	David M. McNamee
	Title:	President, Principal Executive Officer and Principal Financial Officer